Form 10-K
period 2005-12-31
Soundview Home Loan Trust 2005-CTX1
filed 2006-03-30
CIK 1345436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

                                          Commission File Number 333-127352-16

                        FINANCIAL ASSET SECURITIES CORP.
            (AS DEPOSITOR UNDER THE POOLING AND SERVICING AGREEMENT,
           DATED AS OF NOVEMBER 1, 2005, PROVIDING FOR THE ISSUANCE OF
                       SOUNDVIEW HOME LOAN TRUST 2005-CTX1
                  ASSET-BACKED CERTIFICATES, SERIES 2005-CTX1)
            (Exact name of registrant as specified in its charter)

         Delaware                                            06-1442101
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)


600 Steamboat Road
Greenwich, Connecticut                                       06830
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code : (203)625-2700


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the Trustee, any Servicer or the Registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Currently,   there  is  no  established   secondary   market  for  the
         Certificates known to the Registrant. As of December 31, 2005, the number of holders of each class of offered certificates was 45 based on records provided by The Depository Trust Company.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

         Rule 13a-14(a)/15d-14(a) Certification, filed as 31.1 hereto.

         Centex Home Equity Company, LLC
           Annual Independent Accountants' Servicing Report with Management Assertion filed as Exhibit 99.1 hereto.

         Centex Home Equity Company, LLC
           Annual Servicer's Statement as to Compliance filed as Exhibit 99.2 hereto.

         HomEq Servicing Corporation
           Annual Independent Accountants' Servicing Report with Management Assertion filed as Exhibit 99.3 hereto.

         HomEq Servicing Corporation
           Annual Servicer's Statement as to Compliance filed as Exhibit 99.4 hereto.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.
                                      -3-

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                By:   FINANCIAL ASSET SECURITIES CORP.

                                       /s/ Robert McGinnis
                                       --------------------------------------
                               Name:  Robert McGinnis
                              Title:  President

                               Date:  March 28, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit Description

31.1     Rule 13a-14(a)/15d-14(a) Certification

99.1     Centex Home Equity Company, LLC
          Annual Independent Accountants' Servicing Report with Management Assertion

99.2     Centex Home Equity Company, LLC
           Annual Servicer's Statement as to Compliance

99.3     HomEq Servicing Corporation
           Annual Independent Accountants' Servicing Report with Management Assertion

99.4     HomEq Servicing Corporation
           Annual Servicer's Statement as to Compliance

                                  Exhibit 31.1
                     Rule 13a-14(a)/15d-14(a) Certification
                               ------------------
Re:  Soundview Home Loan Trust, Series 2005-CTX1
     Asset Backed Certificates, Series 2005-CTX1

    I, Robert McGinnis, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of Soundview Home Loan Trust, Asset-Backed Certificates, Series 2005-CTX1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicers under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicers have fulfilled each of its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicers' compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Centex Home Equity Company, LLC, HomEq Servicing Corporation and JPMorgan Chase Bank, N.A.

                                FINANCIAL ASSET SECURITIES CORP.

                                By: /s/ Robert McGinnis
                                    -----------------------------
                              Name: Robert McGinnis
                             Title: President
                              Date: March 28, 2006

                                  EXHIBIT 99.1

                         Centex Home Equity Company, LLC
                Annual Independent Accountants' Servicing Report
                            with Management Assertion
                               -------------------

Ernst & Young LLP                    Ernst & Young LLP     Phone: (214) 969-8000
                                     Suite 1500            Fax:   (214) 969-8587
                                     2100 Ross Avenue      Telex: 6710375
                                     Dallas, Texas


                 Report on Management's Assertion on Compliance
               With Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

The Members of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC (collectively, the Companies) complied with the minimum servicing standards as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the twelve month period ended December 31, 2005. Management is responsible for the Companies' compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Companies' compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Companies' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companies' compliance with specified requirements.

In our opinion, management's assertion that the Companies complied with the aforementioned requirements during the twelve month period ended December 31, 2005 is fairly stated, in all material respects.


/s/ Ernst & Young LLP
---------------------
March 10, 2006




           Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage
                                    Bankers


                              Report of Management

We, as members of management of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC (collectively, the Companies), are responsible for complying with the minimum servicing standards in Attachment A ("the minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Companies' compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2005 and for the twelve month period then ended. Based on this evaluation, we assert that during the twelve month period ended December 31, 2005, the Companies complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Companies had in effect a fidelity bond (crime) policy in the amount of $25,000,000 and an errors and omissions policy in the amount of $6,000,000.

                        By: /s/ Jay Bray
                            ------------------------
                            Jay Bray
                            Executive Vice President - Chief Financial Officer

                        By: /s/ Jerry Berrens
                            ------------------------
                            Jerry Berrens
                            Vice President - Controller

March 10, 2006

                                  EXHIBIT 99.2
                         Centex Home Equity Company, LLC
                  Annual Servicer's Statement as to Compliance
                               -------------------

                        ANNUAL STATEMENT AS TO COMPLIANCE

                       Soundview Home Loan Trust 2005-CTX1
                     Asset-Backed Certificates Series 2005-1

I, Robert Frye, hereby certify that I am a duly appointed Executive Vice President of Centex Home Equity Company, LLC (the "Servicer"), and further certify as follows:

     1. This certification is being made pursuant to the terms of the Pooling and Servicing Agreement, dated as of November 1, 2005, )the "Agreement"), among Financial Asset Securities Corp., as depositor, Centex Home Equity Company, LLC, as Servicer and JPMorgan Chase Bank, as trustee.

     2. I have reviewed the activities of the Servicer during the preceding year and the Servicer's performance under the Agreement and to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement throughout the year.

     Capitalized terms not otherwise defined herein have the meaning set forth in the Agreement.

Dated : March 15, 2006


IN WITNESS WHEREOF, the undersigned has executed this Certificate as of March 16, 2006.

                                       By: /s/ Robert Frye
                                           ----------------------------
                                       Name:  Robert Frye
                                       Title: Executive Vice President

I, Andrew Cline, a (an) Senior Vice President of the Servicer, hereby certify that Robert Frye is a duly elected, qualified, and acting Executive Vice President of the Servicer and that the signature appearing above is his/her genuine signature.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of March 16, 2006.

                                       By: /s/ Andrew N. Cline
                                           ----------------------------
                                     Name:  Andrew N. Cline
                                     Title: SVP and Associate General Counsel

                                  EXHIBIT 99.3
                          HomEq Servicing Corporation
                Annual Independent Accountants' Servicing Report
                            with Management Assertion
                              -------------------

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911


                         Independent Accountants' Report

The Board of Directors
HomEq Servicing Corporation

We have examined management's assertion, included in the accompanying Management's Assertion, that HomEq Servicing Corporation (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ KPMG LLP
-------------
February 24, 2006



HomEq Servicing

                             MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, HomEq Servicing Corporation (the "Company") complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy both in the amount of $20 million.


HomEq Servicing Corporation

By: /s/ Arthur Q. Lyon                            February 24, 2006
    -------------------                           -----------------
    Arthur Q Lyon                                 Date
    President

By: /s/ Keith G. Becher                           February 24, 2006
    -------------------                           -----------------
    Keith G. Becher                               Date
    Chief Operating Officer

                                  EXHIBIT 99.4
                          HomEq Servicing Corporation
                  Annual Servicer's Statement as to Compliance
                              -------------------

                              OFFICER'S CERTIFICATE

                            SOUNDVIEW 2005-CTX1 TRUST
                   ASSET-BACKED CERTIFICATES, SERIES 2005-CTX1


I, Arthur Q. Lyon, certify to the Depositor and the Trustee and their officers, directors and affiliates, and with the knowledge and intent that they will rely upon this certification, that:

         A review of the activities of the Servicer during the 2005 calendar year and the Servicer's performance under the Servicing Agreement has been made under my supervision, the Servicer has complied with the Servicing Agreement in all material respects and, to the best of my knowledge, based on such review, the Servicer has materially fulfilled all of its obligations under the Servicing Agreement throughout such calendar year.

Date: March 22, 2006
HomeEq Servicing Corporation

By: /s/ Arthur Q. Lyon
    -----------------------
    Arthur Q. Lyon
    President